Form 10-K
period 1996-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1987-A-6
filed 1997-04-16
CIK 814704

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
			  ____________________

    x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		    THE SECURITIES EXCHANGE ACT OF 1934

		 For the fiscal year ended December 31, 1996

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

		2201 Cooperative Way, Herndon, VA 20171-3025
		  (Address of principal executive offices)
	(Registrant's telephone number, including area code, is 703-709-6700)

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

	b) As of March 28, 1997 there were two holders of certificates representing ownership of the beneficial interest in the Trust.


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

			1.      Financial Statements
				Report of Independent Public Accountants
				Statements of Assets and Liabilities as of
					December 31, 1996 and 1995
				Statements of Income and Expenses, for the
				Years Ended December 31, 1996, 1995 and 1994
				Statements of Cash Flows, for the Years Ended
					December 31, 1996, 1995 and 1994
				Notes to Financial Statements

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

				10.1            Loan Agreement (incorporated
						by reference to Exhibit 10.1
						to Registration Statement on
						Form S-1 [No. 33-14490]).

				10.2            Loan Guarantee and Servicing
						Agreement (incorporated by
						reference to Exhibit 10.2 to
						Registration Statement on Form
						S-1 [No. 33-14490]).

		b)      Form 8-K dated September 30, 1996.
			Semi-annual Report to Certificateholders dated
			September 30, 1996.

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

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 28th day of March, 1997.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987 A-6

			By:     NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

				By:     /s/ Sheldon C. Petersen
					Sheldon C. Petersen, Governor and
					   Chief Executive Officer

			RURAL ELECTRIC COOPERATIVE GRANTOR
			    TRUST (SOYLAND) 1987-A6


	       FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995
	      AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
			TOGETHER WITH AUDITORS' REPORT

	Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Soyland) 1987-A6, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation:


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Soyland) 1987-A6 as of December 31, 1996 and 1995, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluatin g the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Soyland) 1987-A6 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



March 24,  1997
Washington, D. C.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987-A6

		  STATEMENTS OF ASSETS AND LIABILITIES

		     AS OF DECEMBER 31, 1996 AND 1995

    _____________________________________________________________________


					 1996                 1995

ASSETS

Interest Receivable                   $2,826,420            $2,826,420

Note Receivable                      102,000,000           102,000,000

     Total Assets                   $104,826,420          $104,826,420





LIABILITIES

Interest Payable-
Grantor Trust Certificates            $2,803,300            $2,803,300

Servicer Fees Payable                     23,120                23,120

Rural Electric Cooperative
  Grantor Trust Certificates         102,000,000           102,000,000

     Total Liabilities              $104,826,420          $104,826,420











	      The accompanying notes are an integral part
		      of these financial statements

	  RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987-A6

		     STATEMENTS OF INCOME AND EXPENSES

	   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    _____________________________________________________________________



					1996          1995          1994
INCOME:
  Interest on note receivable       $9,975,600     $9,975,600    $9,975,600


EXPENSES:
  Interest on
  grantor trust certificates         9,894,000      9,894,000     9,894,000
  Servicer fees                         81,600         81,600        81,600

      Total Expenses                 9,975,600      9,975,600     9,975,600

      Net Income                     $       -      $       -     $       -


	 RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987-A6

			   STATEMENTS OF CASH FLOWS

	    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

   _____________________________________________________________________

				 1996            1995             1994
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Interest received on
    note receivable          $9,975,600       $9,975,600          $9,975,600
  Interest paid to
    Certificateholders       (9,894,000)      (9,894,000)         (9,894,000)
  Fees paid to Servicer        ( 81,600)         (81,600)            (81,600)

     Net cash provided by
       operating activities           -                 -                  -


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from principal
    payment on note                    -                -                  -

    Net cash provided from
     investing activities              -                -                  -


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment to
    Certificateholders                 -                -                  -

    Net cash used in
     financing activities              -                -                  -

NET CHANGE IN CASH                     -                -                  -

CASH, beginning of year                -                -                  -

CASH, end of year            $         -        $       -          $       -

ACCRUAL TO CASH BASIS RECONCILIATION:
  Accrual basis income       $         -        $       -          $       -
  Change in accrual accounts:
   Decrease in interest
    receivable                         -                -               5,780
   Decrease in servicer
    fees payable                       -                -              (5,780)     -

     Total change in
      accrual accounts                 -                -                   -

Net cash provided by
   operating activities       $        -       $        -          $        -

		     The accompanying notes are an integral part
			    of these financial statements

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987-A6

			NOTES TO FINANCIAL STATEMENTS

		  AS OF DECEMBER 31, 1996, 1995 AND 1994


1.      ORGANIZATION AND OPERATIONS

	Rural Electric Cooperative Grantor Trust (Soyland) 1987-A6 (the "Trust") was formed under a Trust Agreement dated March 19, 1987 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Soyland Power Cooperative, Inc. (the "Cooperative") and
	The First National Bank of Chicago (the "Trustee").   On that date,
	CFC made a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC Rural Electric Cooperative Grantor Trust (Soyland) 9.70% Certificates Due 2017 (the "Certificates") in the amount of $102,000,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative,
	the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the
	Trust and acts as Servicer of the Note.   CFC filed, on behalf of
	the Trust, a Registration Statement on Form S-1 (Registration No. 33-14490) which became effective on July 15, 1987, and CFC resold the Certificates thereunder.

	The assets of the Trust consist primarily of the Note, bearing interest at 9.78% and maturing 2017, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

	Debt service and servicer fee payments on the Note are made to the Trustee semi-annually (March 19 and September 19) by the Cooperative. The Trustee deposits all such receipts in the Trust account. The Trustee is authorized by the Trust Agreement to invest all funds in the Trust account at the direction of CFC in certain eligible investments that mature no later than the business day next preceding the day (March 30 and September 30) such amounts are to be distributed to the Certificateholders and the Servicer. The interest earned on the investments is distributed to the Cooperative. Any funds that are not so invested must be held by the Trustee in the Trust account. The Trustee may not reinvest any returns of principal or investment earnings on eligible investments and the Trustee may not sell any eligible investment prior to its maturity except, at the direction of CFC, to preserve the value of the corpus of the Trust.

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

	The Certificates are not subject to redemption prior to March 20, 1997. On February 14, 1997, RUS gave irrevocable notice that they will prepay the principal amount of $102,000,000. On March 20, 1997, such prepayment was made. The Trust Agreement was terminated after payment in full was made on the Certificates issued thereunder.



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


4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

	Use Of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

	The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1996 and 1995, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1996 and 1995.

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




Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1996 and 1995, are as follows:

					    1996                            1995

				  Carrying         Fair         Carrying             Fair
				     Value         Value          Value             Value
Assets:
Interest Receivable               2,826,420       2,826,420       2,826,420       2,826,420
Note Receivable                 102,000,000     131,767,850     102,000,000     140,489,279

Liabilities:
Interest Payable - Grantor
Trust Certificates                2,803,300       2,803,300       2,803,300       2,803,300
Servicer Fees Payable                23,120          23,120          23,120          23,120
Rural Electric Cooperative
  Grantor Trust Certificates    102,000,000     131,958,497     102,000,000     140,750,151


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


<end>